Form 10-K
Morgan Stanley Home Equity Loan Trust 2006-3
filed 2007-04-02
CIK 1360918

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2006

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

     For the transition period to __________ from _______________

     Commission file number of issuing entity: 333-130694-04

                Morgan Stanley Home Equity Loan Trust 2006-3
          (Exact name of issuing entity as specified in its Charter)

                      Morgan Stanley ABS Capital I Inc.
           (Exact name of depositor as specified in its Charter)

                     Morgan Stanley Mortgage Capital Inc.
             (Exact name of sponsor as specified in its Charter)

                                      Pooling-Tier REMIC 1       30-0363441
                                      Pooling-Tier REMIC 2       32-0174425
                                          Lower-Tier REMIC       35-2271347
                                            Upper-Tier REMIC     36-4588678
             New York                        Grantor Trust       35-6767928
           (State or other jurisdiction                  (I.R.S. Employer
         incorporation or organization                Identification Number)
               of issuing entity)                        of issuing entity)

          1585 Broadway
          New York, New York                                    10036
(Address of principal executive offices                     (Zip Code of
         of issuing entity)                                issuing entity)

            Issuing entity's telephone number, including area code:
                               (212) 761-4000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None.

          Securities registered pursuant to Section 12(g) of the Act:
                                     None.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No[X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
     Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the
     Form 10-K or any amendment to this Form 10-K.         [ ]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]  Accelerated Filer [  ]
      Non-accelerated Filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). [ ] Yes [X] No

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the of the last business day of the registrant's most recently completed second fiscal quarter

     Not Applicable.

     DOCUMENTS INCORPORATED BY REFERENCE

     See Item 15.

     PART I

     ITEM 1.  Business.

     Not Applicable.

     ITEM 1A.  Risk Factors.

     Not Applicable.

     ITEM 1B.  Unresolved Staff Comments.

     None.

     ITEM 2.  Properties.

     Not Applicable.

     ITEM 3.  Legal Proceedings.

     Not Applicable.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     Not Applicable.

     PART II

     ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

     Not Applicable.

     ITEM 6.  Selected Financial Data.

     Not Applicable.

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable.

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable.

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable.

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

     ITEM 9A  Controls and Procedures.

     Not Applicable.

     ITEM 9B. Other Information.

     None.

     PART III

     ITEM 10.  Directors, Executive Officers and Corporate Governance.

     Not Applicable.

     ITEM 11.  Executive Compensation.

     Not Applicable.

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable.

     ITEM 13. Certain Relationships and Related Transactions, and Director Independence.

     Not Applicable.

     ITEM 14.  Principal Accounting Fees and Services.

     Not Applicable.

     PART IV

     Item 1112(b)(2) of Regulation AB, Significant Obligor Financial
     Information.

     No single obligor represents 10% or more of the pool assets held by the issuing entity.

     Item 1114(b)(2) and Item 1115(b) of Regulation AB , Significant Enhancement Provider Information.

     None.

     Item 1117 of Regulation AB, Legal Proceedings.

     None.

     Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

     None.

     Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

     See Exhibit 33 and 34.
     The 1122 statements for Wells Fargo Bank, N.A. (servicer) has disclosed the following instances of material noncompliance with certain servicing criteria applicable to the Company during the year ended December 31, 2006:

     1. 1122(d)(3)(i) - Delinquency Reporting - The Company provided incomplete data to some third parties who use such data to calculate delinquency ratios and determine the status of loans with respect to bankruptcy, foreclosure or real estate owned. Instead of the actual due date being provided for use in calculating delinquencies, the date of the first payment due to the security was provided.

     2. 1122(d)(4)(vii) - Notification of Intent to Foreclose - The Company, as required by certain servicing agreements, did not provide investors with prior notification of intent to foreclose.

     The 1122 statements for Wells Fargo Bank, National Association (Corporate Trust Services) has disclosed material noncompliance with criterion 1122(d)(3)(i), as applicable to the Company during the twelve months ended December 31. 2006. Certain monthly investor or remittance reports included errors in the calculation and/or the reporting of delinquencies for the pool assets.

     Item 1123 of Regulation AB, Servicer Compliance Statement.

     See Exhibit 35.

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) List the following documents filed as a part of the report:

         (1) Not Applicable.

         (2) Not Applicable.


         (3)

       Exhibits 4 and 10 were filed as part of the Registrant's Current Report on Form 8-K filed on June 8, 2006 and are incorporated by reference:

         Exhibit 4.1 Pooling and Servicing Agreement, dated as of May 1, 2006, by and among the Depositor, HomEq Servicing Corporation, as a servicer, Wells Fargo Bank, National Association, as a servicer, JPMorgan Chase Bank, National Association, as a servicer, First NLC Financial Services, LLC, as responsible party, and Deutsche Bank National Trust Company, as trustee.

         Exhibit 10.1 Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of September 29, 2005, by and between Morgan Stanley Mortgage Capital Inc., as purchaser, and First NLC Financial Services, LLC, as loan seller (included as Exhibit O to
         Exhibit 4.1).

         Exhibit 10.2 Assignment and Recognition Agreement, dated as of May 25, 2006, by and among the Company, as assignee, Morgan Stanley Mortgage Capital Inc., as assignor, and Meritage Mortgage Corporation, as loan seller (included as part of Exhibit P to Exhibit 4.1).

         Exhibit 10.3 Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of June 1, 2005, by and between Morgan Stanley Mortgage Capital Inc., as purchaser, and Meritage Mortgage Corporation, as loan seller (included as part of Exhibit P to Exhibit 4.1).

         Exhibit 10.4 Second Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of November 1, 2005, by and between Morgan Stanley Mortgage Capital Inc., as purchaser, and Meritage Mortgage Corporation, as loan seller (included as part of Exhibit P to Exhibit 4.1).

         Exhibit 10.5 Assignment and Recognition Agreement, dated as of
         May 30, 2006, by and among the Company, as assignee, Morgan Stanley Mortgage Capital Inc., as assignor, and AIG Federal Savings Bank, as loan seller (included as part of Exhibit Q to Exhibit 4.1).

         Exhibit 10.6 Third Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of December 1, 2005, by and among Morgan Stanley Mortgage Capital Inc., as purchaser, Wilmington Finance Inc., as loan seller, and AIG Federal Savings Bank, as loan seller (included as part of Exhibit Q to Exhibit 4.1).

         Exhibit 10.7 Assignment and Recognition Agreement, dated as of
         May 25, 2006, by and among the Company, as assignee, Morgan Stanley Mortgage Capital Inc., as assignor, and Accredited Home Lenders, Inc., as loan seller (included as part of Exhibit R to Exhibit 4.1).

         Exhibit 10.8 Fourth Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of August 1, 2005, by and between Morgan Stanley Mortgage Capital Inc., as purchaser, and Accredited Home Lenders, Inc., as loan seller (included as part of Exhibit R to Exhibit 4.1).

         Exhibit 10.9 Fifth Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of December 1, 2005, by and between Morgan Stanley Mortgage Capital Inc., as purchaser, and Accredited Home Lenders, Inc., as loan seller (included as part of Exhibit R to Exhibit 4.1).

         Exhibit 10.10 Sixth Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of February 1, 2006, by and between Morgan Stanley Mortgage Capital Inc., as purchaser, and Accredited Home Lenders, Inc., as loan seller (included as part of Exhibit R to Exhibit 4.1).

         Exhibit 10.11 Assignment and Recognition Agreement, dated as of
         May 25, 2006, by and among the Company, as assignee, Morgan Stanley Mortgage Capital Inc., as assignor, and Aegis Mortgage Corporation, Inc., as loan seller (included as part of Exhibit S to Exhibit 4.1).

         Exhibit 10.12 Mortgage Loan Purchase and Warranties Agreement, dated as February 1, 2006, by and between Aegis and the Sponsor, solely insofar as such agreement relates to the Aegis Mortgage Loans (included as part of Exhibit S to Exhibit 4.1).

         Exhibit 10.13   Assignment and Recognition Agreement, dated as of
         May 25, 2006, by and among the Company, as assignee, Morgan Stanley Mortgage Capital Inc., as assignor, and Lime Financial Services, Ltd., as loan seller (included as part of Exhibit T to Exhibit 4.1).

         Exhibit 10.14 Mortgage Loan Purchase and Warranties Agreement, dated as February 1, 2006, by and between Lime and the Sponsor, solely insofar as such agreement relates to the Lime Mortgage Loans (included as part of Exhibit T to Exhibit 4.1).

         Exhibit 10.15 Assignment and Recognition Agreement, dated as of
         May 25, 2006, by and among the Company, as assignee, Morgan Stanley Mortgage Capital Inc., as assignor, and ResMAE Mortgage Corporation, as loan seller (included as part of Exhibit U to Exhibit 4.1).

         Exhibit 10.16 Mortgage Loan Purchase and Warranties Agreement, dated as February 1, 2006, by and between ResMae and the Sponsor, solely insofar as such agreement relates to the ResMAE Mortgage Loans (included as part of Exhibit U to Exhibit 4.1).

         Exhibit 10.17 ISDA Master Agreement, dated as of May 25, 2006, by and between Morgan Stanley Capital Services Inc., the swap provider, and Deutsche Bank National Trust Company, the trustee (included as part of Exhibit AA to Exhibit 4.1).

         Exhibit 10.18 Schedule to the Master Agreement, dated as of May 25, 2006, by and between Morgan Stanley Capital Services Inc., the swap provider, and Deutsche Bank National Trust Company, the trustee
        (included as part of Exhibit AA to Exhibit 4.1).

         Exhibit 10.19 Credit Support Annex, dated as of May 25, 2006, by and between Morgan Stanley Capital Services Inc., the swap provider, and Deutsche Bank National Trust Company, the trustee (included as part of Exhibit AA to Exhibit 4.1).

         Exhibit 10.20 Confirmation, dated as of May 25, 2006, by and between Morgan Stanley Capital Services Inc., the swap provider, and Deutsche Bank National Trust Company, the trustee (included as part of Exhibit AA to Exhibit 4.1).

         Exhibit 10.21 Guarantee, dated as of May 25, 2006, by Morgan Stanley (included as part of Exhibit AA to Exhibit 4.1).

         Exhibit 10.22 Subservicing Agreement, dated May 25, 2006, by and between JPMorgan Chase Bank, National Association and Chase Home Finance, LLC (included as part of Exhibit BB to Exhibit 4.1).

         Exhibit 31 Section 302 Certification.

         Exhibit 33.1 Wells Fargo Bank, National Association's Annual Report on Assessment of Compliance for Year End December 31, 2006.

         Exhibit 33.2 HomEq Servicing Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2006.

         Exhibit 33.3 JPMorgan Chase Bank, National Association's Annual Report on Assessment of Compliance for Year End December 31, 2006.

         Exhibit 33.4 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

         Exhibit 34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, National Association's
        (Exhibit 33.1) for Year End December 31, 2006.

         Exhibit 34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for HomEq Servicing Corporation's Report
        (Exhibit 33.2) for Year End December 31, 2006.

         Exhibit 34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for JPMorgan Chase Bank, National Association's Report (Exhibit 33.3) for Year End December 31, 2006.

         Exhibit 34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Trustee's Report (Exhibit 33.4) for Year End December 31, 2006.

         Exhibit 35.1 Wells Fargo Bank, National Association's Annual Statement of Compliance for Year End December 31, 2006.

         Exhibit 35.2 HomEq Servicing Corporation's Annual Statement of Compliance for Year End December 31, 2006.

         Exhibit 35.3 JPMorgan Chase Bank, National Association's Annual Statement of Compliance for Year End December 31, 2006.

     (b) See (a) above.

     (c) Not Applicable.








                                      SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             By: Morgan Stanley ABS Capital I Inc.,
                                 as Depositor

                                      By:  /s/ Steven Shapiro
                                           Steven Shapiro
                                           Vice President


     Date: March 30, 2007







     EXHIBIT INDEX

     Exhibit Document

       Exhibits 4 and 10 were filed as part of the Registrant's Current Report on Form 8-K filed on June 8, 2006 and are incorporated by reference:

      4.1 Pooling and Servicing Agreement, dated as of May 1, 2006, by and among the Depositor, HomEq Servicing Corporation, as a servicer, Wells Fargo Bank, National Association, as a servicer, JPMorgan Chase Bank, National Association, as a servicer, First NLC Financial Services, LLC, as responsible party, and Deutsche Bank National Trust Company, as trustee.

      10.1 Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of September 29, 2005, by and between Morgan Stanley Mortgage Capital Inc., as purchaser, and First NLC Financial Services, LLC, as loan seller (included as Exhibit O to
            Exhibit 4.1).

      10.2 Assignment and Recognition Agreement, dated as of May 25, 2006, by and among the Company, as assignee, Morgan Stanley Mortgage Capital Inc., as assignor, and Meritage Mortgage Corporation, as loan seller (included as part of Exhibit P to Exhibit 4.1).

      10.3 Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of June 1, 2005, by and between Morgan Stanley Mortgage Capital Inc., as purchaser, and Meritage Mortgage Corporation, as loan seller (included as part of Exhibit P to Exhibit 4.1).

      10.4 Second Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of November 1, 2005, by and between Morgan Stanley Mortgage Capital Inc., as purchaser, and Meritage Mortgage Corporation, as loan seller (included as part of Exhibit P to Exhibit 4.1).

      10.5 Assignment and Recognition Agreement, dated as of May 30, 2006, by and among the Company, as assignee, Morgan Stanley Mortgage Capital Inc., as assignor, and AIG Federal Savings Bank, as loan seller (included as part of Exhibit Q to Exhibit 4.1).

      10.6  Third Amended and Restated Mortgage Loan Purchase and
            Warranties Agreement, dated as of December 1, 2005, by and among Morgan Stanley Mortgage Capital Inc., as purchaser, Wilmington Finance Inc., as loan seller, and AIG Federal Savings Bank, as loan seller (included as part of Exhibit Q to Exhibit 4.1).

      10.7 Assignment and Recognition Agreement, dated as of May 25, 2006, by and among the Company, as assignee, Morgan Stanley Mortgage Capital Inc., as assignor, and Accredited Home Lenders, Inc., as loan seller (included as part of Exhibit R to Exhibit 4.1).

      10.8 Fourth Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of August 1, 2005, by and between Morgan Stanley Mortgage Capital Inc., as purchaser, and Accredited
            Home Lenders, Inc., as loan seller (included as part of Exhibit R to Exhibit 4.1).

      10.9 Fifth Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of December 1, 2005, by and between Morgan Stanley Mortgage Capital Inc., as purchaser, and Accredited Home Lenders, Inc., as loan seller (included as part of Exhibit R to Exhibit 4.1).

      10.10 Sixth Amended and Restated Mortgage Loan Purchase and Warranties Agreement, dated as of February 1, 2006, by and between Morgan Stanley Mortgage Capital Inc., as purchaser, and Accredited
            Home Lenders, Inc., as loan seller (included as part of Exhibit R to Exhibit 4.1).

      10.11 Assignment and Recognition Agreement, dated as of May 25, 2006, by and among the Company, as assignee, Morgan Stanley Mortgage Capital Inc., as assignor, and Aegis Mortgage Corporation, Inc., as loan seller (included as part of Exhibit S to Exhibit 4.1).

      10.12 Mortgage Loan Purchase and Warranties Agreement, datedas February 1, 2006, by and between Aegis and the Sponsor, solely insofar as such agreement relates to the Aegis Mortgage Loans
           (included as part of Exhibit S to Exhibit 4.1).

      10.13 Assignment and Recognition Agreement, dated as of May 25, 2006, by and among the Company, as assignee, Morgan Stanley Mortgage Capital Inc., as assignor, and Lime Financial Services, Ltd., as loan seller (included as part of Exhibit T to Exhibit 4.1).

      10.14 Mortgage Loan Purchase and Warranties Agreement, dated as February 1, 2006, by and between Lime and the Sponsor, solely insofar as such agreement relates to the Lime Mortgage Loans (included as part of Exhibit T to Exhibit 4.1).

      10.15 Assignment and Recognition Agreement, dated as of May 25, 2006, by and among the Company, as assignee, Morgan Stanley Mortgage
           Capital Inc., as assignor, and ResMAE Mortgage Corporation, as loan seller (included as part of Exhibit U to Exhibit 4.1).

      10.16 Mortgage Loan Purchase and Warranties Agreement, dated as February 1, 2006, by and between ResMae and the Sponsor, solely insofar as such agreement relates to the ResMAE Mortgage Loans
           (included as part of Exhibit U to Exhibit 4.1).

      10.17 ISDA Master Agreement, dated as of May 25, 2006, by and between Morgan Stanley Capital Services Inc., the swap provider, and Deutsche Bank National Trust Company, the trustee (included as part of Exhibit AA to Exhibit 4.1).

      10.18 Schedule to the Master Agreement, dated as of May 25, 2006, by and between Morgan Stanley Capital Services Inc., the swap provider, and Deutsche Bank National Trust Company, the trustee
           (included as part of Exhibit AA to Exhibit 4.1).

      10.19 Credit Support Annex, dated as of May 25, 2006, by and between Morgan Stanley Capital Services Inc., the swap provider, and Deutsche Bank National Trust Company, the trustee (included as part of Exhibit AA to Exhibit 4.1).

      10.20 Confirmation, dated as of May 25, 2006, by and between Morgan Stanley Capital Services Inc., the swap provider, and Deutsche Bank National Trust Company, the trustee (included as part of Exhibit AA to Exhibit 4.1).

      10.21 Guarantee, dated as of May 25, 2006, by Morgan Stanley (included as part of Exhibit AA to Exhibit 4.1).

      10.22 Subservicing Agreement, dated May 25, 2006, by and between JPMorgan Chase Bank, National Association and Chase Home Finance, LLC (included as part of Exhibit BB to Exhibit 4.1).


      31   Section 302 Certification.

      33.1 Wells Fargo Bank, National Association's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.2 HomEq Servicing Corporation's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.3 JPMorgan Chase Bank, National Association's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      33.4 Trustee's Annual Report on Assessment of Compliance for Year End December 31, 2006.

      34.1 Attestation Report on Assessment of Compliance with Servicing Criteria for Wells Fargo Bank, National Association's Report (Exhibit 33.1) for Year End December 31, 2006.

      34.2 Attestation Report on Assessment of Compliance with Servicing Criteria for HomEq Servicing Corporation's Report (Exhibit 33.2) for Year End December 31, 2006.

      34.3 Attestation Report on Assessment of Compliance with Servicing Criteria for JPMorgan Chase Bank, National Association's Report (Exhibit 33.3) for Year End December 31, 2006.

      34.4 Attestation Report on Assessment of Compliance with Servicing Criteria for Trustee's Report (Exhibit 33.4) for Year End December 31, 2006.

      35.1 Wells Fargo Bank, National Association's Annual Statement of Compliance for Year End December 31, 2006.

      35.2 HomEq Servicing Corporation's Report Annual Statement of Compliance for Year End December 31, 2006.

      35.3 JPMorgan Chase Bank, National Association's Report Annual Statement of Compliance for Year End December 31, 2006.